Form 10-K/A
MORTGAGE ASSET SEC TRANS INC MASTR ADJ RATE MORT TR 2004 3
filed 2005-04-06
CIK 1285515

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A

The annual report on Form 10-K for the fiscal year ended
December 31, 2004, originally filed on March 31, 2005, was filed with the dates omitted from the signature blocks. All other information and attachements contained within the orignal Form 10-K were correct and filed on time. The Registrant hereby amends and restates such annual report on Form 10-K with this Amendment No.1.


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

  Dated: March 31, 2005


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

     Date: March 31, 2005

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